Form 10-K
period 2001-12-31
ABFS MORTGAGE LOAN TR 2001-2 MORT PASS-THR CERT SER 2001-2
filed 2003-01-09
CIK 1210005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934 for the fiscal year ended December 31, 2001

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number 333-56242-15

                   BEAR STEARNS ASSET BACKED SECURITIES INC
             (Exact name of registrant as specified in its charter)


       Delaware                                        13-3836437
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

245 Park Avenue
New York, New York                                         10167
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 272-4095

                        ABFS Mortgage Loan Trust 2001-2
               Mortgage Pass-Through Certificates, Series 2001-2
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

BEAR STEARNS ASSET BACKED SECURITIES INC.
ABFS Mortgage Loan Trust 2001-2
Mortgage Pass-Through Certificates, Series 2001-2
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Statement as to Compliance, filed as Exhibit 99.1 hereto. Annual Independent Public Accountants' Servicing Report
            filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2001.

     Current Reports on Form 8-K dated October 25, 2001, November 26, 2001, and December 26, 2001 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

BEAR STEARNS ASSET BACKED SECURITIES INC.
ABFS Mortgage Loan Trust 2001-2
Mortgage Pass-Through Certificates, Series 2001-2
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 I, Jennifer H McCourt, certify that:

 1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Asset Backed Securities Inc., ABFS Mortgage Loan Trust 2001-2 Mortgage Pass-Through Certificates, Series 2001-2.

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


                                     JPMorgan Chase Bank
                                     not in its individual capacity but solely as Trustee and Collateral Agent under the Agreement referred to herein


Date: January 8, 2003                By: /s/  Jennifer H McCourt
                                     -------------------------------------
                                        Jennifer H McCourt
                                        Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Annual Statement as to Compliance
 99.2       Annual Independent Auditors' Report

                                  EXHIBIT 99.1

                         Annual Statement as to Compliance
                                ----------------

American Business Credit, Inc.
Bala Pointe Office Centre
111 Presidential Boulevard
Bala Cynwyd, PA  19004
(610) 668-2440
fax (610) 949-7001
1-800-537-1162

                                        September 28, 2002

VIA UPS                                 VIA UPS
Mr. Randy Kahn                          Mr. Errol Arne
Chase Manhattan Bank                    MBIA
450 West 33rd Street                    113 King Street
15th floor                              Armonk, NY  10504
New York, NY  10001

$355,000,000.00
Mortgage Loan Trust
Series 2001-2 Class A-1, Class A-2, Class A-3, Class A-4, Class A-IO, Class R Bear Stearns Asset Backed Securities Inc.
Annual Compliance Certificate

     As discussed, on behalf of the Seller, the above-mentioned Certificate must be delivered to the Certificate Insurer within ninety (90) days after the close of the fiscal year being June 02.

     Pursuant in Section 2.03 of the Insurance and Indemnity Agreement among Financial Security Assurance Inc., Prudential Securities Secured Financing Corporation, American Business Credit, Inc. HomeAmerican Credit, Inc. D/B/A Upland Mortgage and ABFS 2001-2, Inc. dated as of June 1, 2001, undersigned does hereby certify the following:

     1) I have reviewed the Company's performance under the Transaction Documents to which it is a party during such period has been made under such officer's supervision and

     2) To the best of my knowledge following reasonable inquiry, no Trigger Event, Default or Event of Default has occurred, or if a Trigger Event, Default or Event of Default has occurred, specifying the nature thereof, and, if the Company has a right to cure any such Default or Event of Default, stating in reasonable detail the steps, if any, being taken by the Company to cure such Default or to otherwise comply with the terms of the agreement to which such Default or Event of Default relates.

     IN WITNESS THEREOF, the undersigned has executed this Certificate as of the 28th day of September 2002.

                                        American Business Credit, Inc.

                                        BY:  /s/ Anna M. Bucceroni
                                             ------------------------------
                                             Anna M. Bucceroni
                                            Senior Vice President


(corporate seal)

                                  Exhibit 99.2
                       Annual Independent Auditors' Report
                            ------------------------



BDO Seldman, LLP
Accountants and Consultants
1700 Market Streete, 29th floor
Philadelphia, PA  19103-3962
Telephone: (215) 636-5500
fax: (215) 636-5501

Independent Auditors' Report


American Business Financial Services, Inc.
Bala Cynwyd, Pennsylvania

     We have examined management's assertion about American Business Credit, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for American Business Credit, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's asertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about American Business Credit, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on American Business Credit, Inc.'s compliance with the mimimum servicing standards.

     In our opinion, management's asertion that American Business Credit, Inc., complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

February 25, 2002

/s/ BDO Seldman, LLP
----------------------
BDO Seldman, LLP